Form 10QSB
period 2002-09-30
COMMUNITY BANCSHARES OF WEST GEORGIA INC
filed 2002-12-27
CIK 1180050

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                   to

Community Bancshares of West Georgia, Inc.
(Exact name of registrant as specified in its charter)

Georgia	6021	55-0790784
(State of Jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer Identification No.)
Incorporation or organization)	Classification Code Number)

402 Bankhead Highway
Villa Rica, Georgia	30180
(Address of principal executive	(Zip Code)
offices)

770-456-9922

(Telephone Number)

Not Applicable

(Former name, former address

and former fiscal year,

if changed since last report)

                Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES	NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

                State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

                100 shares of common stock, $.01 par value was issued and outstanding as of September 30, 2002. Registrant has recently begun an offering of its stock pursuant to a Registration Statement on Form SB-2, which the SEC declared effective on November 12, 2002.

                Transitional Small Business Disclosure Format (check one):  YES  ☐ NO  ☒

COMMUNITY BANCSHARES OF WEST GEORGIA, INC.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

                The financial statements of Community Bancshares of West Georgia, Inc. (the “Company”) are set forth in the following pages.

COMMUNITY BANCSHARES OF WEST GEORGIA, INC.

(A Development Stage Corporation)

Balance Sheet

(unaudited)

September 30, 2002

Assets

Premises and equipment, net	$3,446
Deferred offering costs	55,665
Other assets	1,000

$60,111

Liabilities and Stockholder’s Deficit

Accounts payable	$6,419
Note payable — line of credit	235,000

Total liabilities	241,419

Stockholder’s deficit:
Special stock, no par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $.01 par value; 10,000,000 shares authorized; 100 shares issued and outstanding	1

Additional paid-in capital	999
Deficit accumulated during the development stage	(182,308)

Total stockholder’s deficit	(181,308)

$60,111

See accompanying notes to unaudited financial statements.

COMMUNITY BANCSHARES OF WEST GEORGIA, INC.

(A Development Stage Corporation)

Statements of Operations

(unaudited)

For the Three Months Ended September 30, 2002

and the Period from May 1, 2002 (inception) to September 30, 2002

	Three Months Ended	Cumulative Through
	September 30, 2002	September 30, 2002

Expenses:
Legal and consulting	$34,220	60,436
Officer compensation	57,959	71,959
Regulatory fees	—	12,000
Interest	1,500	1,691
Other operating	29,836	36,222

Net loss	$123,515	182,308

See accompanying notes to unaudited financial statements.

COMMUNITY BANCSHARES OF WEST GEORGIA, INC.

(A Development Stage Corporation)

Statements of Cash Flows

(unaudited)

For the Period from May 1, 2002 (inception) to September 30, 2002

Cash flows from operating activities:
Net loss	$(182,308)
Adjustments to reconcile net loss to net cash used by operating activities:
Change in other assets	(1,000)
Change in accounts payable	6,419

Net cash used by operating activities	(176,889)

Cash flows from investing activities, consisting of additions to premises and equipment	(3,446)

Cash flows from financing activities:
Proceeds from line of credit	235,000
Sale of organization shares of common stock	1,000
Deferred offering expenses	(55,665)

Net cash provided by financing activities	180,335

Net change in cash and cash equivalents	—

Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$—

Supplemental disclosure of cash paid for interest	$191

See accompanying notes to unaudited financial statements.

COMMUNITY BANCSHARES OF WEST GEORGIA, INC.

(A Development Stage Corporation)

Notes to Financial Statements

(1)      Organization

Community Bancshares of West Georgia, Inc. (the “Company”) was incorporated for the purpose of becoming a bank holding company. The Company intends to acquire 100% of the outstanding common stock of Community Bank of West Georgia (the “Bank”) (Proposed), which will operate in Carroll and Douglas Counties in the metropolitan Atlanta, Georgia area. The organizers of the Bank filed an application to charter the Bank with the Georgia Department of Banking and Finance on May 9, 2002.  Also on May 9, 2002, the organizers filed an application with the Federal Deposit Insurance Corporation for insurance on the deposits of the Bank. Provided that the application is timely approved and necessary capital is raised, it is expected that operations will commence in the first quarter of 2003.

Operations through September 30, 2002 relate primarily to expenditures by the organizers for incorporating and organizing the Company. All expenditures by the organizers are considered expenditures of the Company.

The Company plans to raise between $7,500,000 and $11,000,000 through an offering of its common stock at $10 per share, of which at least $7,000,000 will be used to capitalize the Bank. The organizers and directors expect to subscribe for a minimum of approximately $2,475,000 (247,500 shares) of the Company’s stock.

In connection with the Company’s formation and initial offering, warrants to purchase shares of common stock at $10 per share will be issued to the organizers. Each organizer will be awarded the lesser of one warrant for each share purchased or 6,250 warrants. The warrants vest in three equal annual installments beginning on the first anniversary of the Bank’s opening for business and ending on the third anniversary of the Bank’s opening for business and expire ten years after the date of grant.  The Company has also reserved 55,000 shares of its common stock for issuance under a stock option plan.

(2)                 Summary of Significant Accounting Policies

Organization Costs

Costs incurred for the organization of the Company and the Bank (consisting principally of legal, accounting, consulting and incorporation fees) are being expensed as incurred.

Deferred Offering Expenses

Costs incurred in connection with the stock offering, consisting of direct, incremental costs of the offering, are being deferred and will be offset against the proceeds of the stock sale as a charge to additional paid in capital.

                                Pre-Opening expenses

                                Costs incurred for overhead and other operating expenses are included in the current period’s operating results.

                                Pro Forma Net Loss Per Common Share

                                Pro forma net loss per common share is calculated by dividing net loss by the minimum number of common shares (750,000), which would be outstanding should the Offering be successful, as prescribed in Staff Accounting Bulletin Topic 1:B. The pro forma net loss per share for the three months ended September 30, 2002 was $.16 with a cumulative net loss per share from inception to September 30, 2002 of $.24.

(3)                 Special Stock

                                Shares of special stock may be issued from time to time in one or more series as established by resolution of the Board of Directors of the Company. Each resolution shall include the number of shares issued, preferences, special rights and limitations as determined by the Board.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

                Since its inception on May 1, 2002, the Company’s principal activities have been related to its organization, the conducting of its initial public offering (the “Offering”), and the pursuit of approvals from the Georgia Department of Banking and Finance (the “DBF”) and Federal Deposit Insurance Corporation (the “FDIC”) of its application to charter a bank.

                At September 30, 2002, the Company had total assets of $60,111. These assets consisted principally of premises and equipment of $3,446 and deferred offering expenses of $55,665.

                The Company’s liabilities at September 30, 2002 were $241,419, consisting of advances under a line of credit from a bank of $235,000 and accounts payable of $6,419.  The Company had a stockholder’s deficit of $181,308 at September 30, 2002.

                The Company had a net loss of $123,515 for the three months ended September 30, 2002, and $182,308 cumulatively from inception through September 30, 2002, or a pro forma net loss of $.16 per share for the three months ended September 30, 2002 and $.24 per share cumulatively since inception (assuming the sale of the minimum number of shares in the offering were outstanding during the entire period). This loss resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank. These activities included (without limitation) the preparation and filing of an application with the DBF and the FDIC to charter the Bank and receive Federal deposit insurance, responding to questions and providing additional information to the DBF and the FDIC in connection with the application process, preparing a Prospectus and filing a Registration Statement with the SEC, selling the common stock, meeting and discussing various market and capitalization issues, hiring qualified personnel, conducting public relations activities, developing prospective business contacts, and taking other actions necessary for a successful Bank opening. Because the Company was in the organization stage, it had no operations from which to generate revenues.

                A minimum of $7,500,000 will be raised in the Offering, of which a minimum of $7,000,000 will be used to capitalize the Bank. The Company believes this amount will be sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an ongoing basis.  The remaining proceeds will be invested in government securities and used to provide working capital to the Company.   In its application to the DBF, the organizers estimated that the Company’s deficit when the Bank opens to be approximately $371,000, although the actual deficit may be significantly higher or lower. The Company believes that income from the operations of the Bank will be sufficient to fund its activities on an ongoing basis; however, there can be no assurance that the Company will achieve any particular level of profitability. The Company has obtained a $500,000 line of credit guaranteed by the organizers to provide the necessary funding to cover costs and expenses the Bank is expected to incur prior to the completion of the Offering. In the event the proceeds of the Offering are insufficient to provide the minimum initial funding needed for regulatory approval, the proceeds from the Offering will be returned to the investors, the Offering withdrawn, and the organizers will assume the obligations of the Company.

                Item 3.  Controls and Procedures

                Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission.  There have been no significant changes in the Company’s internal controls or, to the company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

PART II.  OTHER INFORMATION

Item 1.                    Legal Proceedings

                There are no material pending legal proceedings to which the Company is a party.

Item 2.                    Changes in Securities and Use of Proceeds

                (a)           Not applicable.

                (b)           Not applicable.

                (c)           Not applicable.

                (d)           Pursuant to section 701(f) of Regulation SB, the following disclosures are made as required by 701(f)(1)-(4):

Item 701(f)(1)	The effective date of the registration statement was November 12, 2002. The SEC file number is 333-98879.
Item 701(f)(2)	The offering commenced November 12, 2002.
Item 701(f)(3)	The offering is ongoing.
Item 701(f)(4)(i)	The offering is ongoing.
Item 701(f)(4)(ii)	There are no underwriters involved in the offering.
Item 701(f)(4)(iii)	The offering is a common stock offering.
Item 701(f)(4)(iv)	The offering registered a minimum of 750,000 shares and a maximum of 1,100,000 shares to be sold at $10 per share ($7,500,000 to $11,000,000). No sales have occurred as of September 30, 2002.
Item 701(f)(4)(v)

Offering expenses which are being capitalized and will be deducted from the proceeds of the offering totaled $55,665 as of September 30, 2002.  None of these expenses were for underwriters as no underwriters are being used in the offering.

Item 701(f)(4)(vi)	This item is not applicable as there are no net proceeds and the offering is ongoing.
Item 701(f)(4)(vii)	This item is not applicable as there are no net proceeds and the offering is ongoing.
Item 701(f)(4)(vii)	This item is not applicable as there are no net proceeds and the offering is ongoing.

Item 3.                    Defaults Upon Senior Securities

                Not applicable.

Item 4.                    Submission of Matters to a Vote of Security Holders

                None.

Item 5.                    Other Information

                None.

Item 6.                    Exhibits and Reports on Form 8-K

(a)                                  Exhibits.

None.

(b)                                 Reports on form 8-K

None.

SIGNATURES

                Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANCSHARES OF WEST
GEORGIA, INC.

By:	/s/ Richard C. Hayden
Richard C. Hayden
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Ava Lovett
Ava Lovett
Chief Financial Officer
(Principal Financial and Accounting Officer)

Certification

I, Richard C. Hayden, Chief Executive Officer of Community Bancshares of West Georgia, Inc., certify that:

1.         I have reviewed this quarterly report on Form 10-QSB of Community Bancshares of West Georgia, Inc.

2.                           Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                           Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                           The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d-14) for the registrant and we have:

a)                                designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                               evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                           The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                           The registrant’s other certifying officer(s) and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 27, 2002

/S/ Richard C. Hayden
Richard C. Hayden
Chief Executive Officer

Certification

I, Ava Lovett, Chief Financial Officer of Community Bancshares of West Georgia, Inc., certify that:

1.         I have reviewed this quarterly report on Form 10-QSB of Community Bancshares of West Georgia, Inc.

2.                           Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                           Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                           The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d-14) for the registrant and we have:

a)                                designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                               evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                           The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                           The registrant’s other certifying officer(s) and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 27, 2002

/S/ Ava Lovett
Ava Lovett
Chief Financial Officer