Form 10KSB
period 2002-12-31
COMMUNITY BANCSHARES OF WEST GEORGIA INC
filed 2003-03-31
CIK 1180050

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                           --------------------------
                                   FORM 10-KSB
                           --------------------------
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        (MARK ONE)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER: 333-98879

                   COMMUNITY BANCSHARES OF WEST GEORGIA, INC.
        (Exact Name of Small Business Issuer As Specified in Its Charter)

                      GEORGIA                            55-0790784
          (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

                  662 HIGHWAY 61                            30180
                VILLA RICA, GEORGIA                      (ZIP CODE)
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       Registrant's telephone number, including area code: (770) 456-9922

           Securities registered pursuant to Section 12(b) of the Act:

      TITLE OF EACH CLASS           NAME OF EXCHANGE ON WHICH REGISTERED
      -------------------           ------------------------------------
             NONE                                   NONE

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE.

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     State issuer's revenues for its most recent fiscal year.  None.

     As of March 31, 2003, there were issued and outstanding 959,059 shares of the registrant's common stock.

     Transition Small Business Disclosure Format.  Yes |_|  No |X|

--------------------------------------------------------------------------------

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         Community Bancshares of West Georgia, Inc. ("Community Bancshares", "we" or "us") may from time to time make written or oral "forward-looking statements", including statements contained in our filings with the Securities and Exchange Commission (including this annual report on Form 10-KSB and the exhibits thereto), in our reports to stockholders and in other communications by us, which are made in good faith by us pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of our plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors, some of which are beyond our control. Those factors could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which we conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the effects of any actual or potential military action or terrorist event; the timely development of and acceptance of new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for our products and services; our success in gaining regulatory approval of our products and services, when required; the impact of changes in financial services' laws and regulations, including laws concerning taxes, banking, securities and insurance; technological changes and acquisitions; managing credit risk; changes in consumer spending and saving habits; and our success at managing the risks involved in the foregoing.

         We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by us or on our behalf.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         We were incorporated as a Georgia corporation on May 29, 2002, primarily to own and control all of the capital stock of Community Bank of West Georgia ("Community Bank"), a state banking association under the laws of the State of Georgia. Since March 25, 2003, Community Bank has engaged in a commercial banking business from its location in the Villa Rica area, with deposits insured by the FDIC.

         We initially will engage in no business other than owning and managing Community Bank. We believe that our holding company structure provides flexibility to Community Bank that would not otherwise be available. The holding company structure can assist Community Bank in maintaining its required capital ratios because, subject to compliance with Federal Reserve Board debt guidelines, we may borrow money and contribute the proceeds to Community Bank as primary capital. Moreover, a holding company may engage in certain non-banking activities that the Federal Reserve Board has deemed to be closely related to banking in which Community Bank cannot engage directly, including providing data processing services to other institutions, underwriting bank eligible securities and providing management and consulting services. See "Supervision and Regulation." Although we have no present intention of engaging in any of these activities, if circumstances should lead us to believe that there is a need for these services in Community Bank's market area and that such activities could be profitably conducted, we would have the flexibility of commencing these activities upon filing a notice or application with the Federal Reserve Board.

MARKETING FOCUS

         Community Bank emphasizes its local ownership, community bank nature and ability to provide more personalized service than its competition. Given recent acquisitions of financial institutions in Carroll County and the rapid population growth in the Villa Rica area, we believe there is a gap or vacancy in the local banking market and that the market will react favorably to Community Bank's emphasis on personalized banking services to small-to-medium businesses, independent single-family residential contractors and consumers. However, no assurances in this respect can be given.

         Size gives the larger banks in our market certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offer a broader range of services in other areas of Atlanta as well as the Villa Rica area. As a result, we generally do not attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small businesses and on professionals.

LOCATION AND SERVICE AREA

         Community Bank is located at 662 Highway 61, Villa Rica, Georgia. See "Facilities" below. Community Bank primarily serves an area within a ten mile radius from the intersection of Highway 61 and Interstate 20 which is generally bounded to the North by a line north of New Georgia, Georgia but south of the Dallas, Georgia city limits, to the West by the city of Bremen, Georgia, to the South by the North Bypass in Carrollton, Georgia and to the East by Highway 5 in Douglas County. The area is approximately two miles south of the downtown area of Villa Rica, Georgia and is about ten miles north of the city of Carrollton, Georgia.

         The resident population of the Villa Rica area exceeded 76,000 as of 2001. Between 1990 and 2001, the Villa Rica area population has averaged a 3.86% growth rate annually, or an aggregate change of 42.44%. The population is projected to grow to 85,016 by 2006, an annual growth rate of 2.12%, compared to the projected annual growth rate for the State of Georgia of only 1.56%. In 2001, the estimated median age in the Villa Rica area was 35 years old and the estimated median household income was $54,835.

         Carroll County is dependent on the industries of real estate development, farming, education, government, services and tourism. Residents of the Villa Rica area generally need lines of credit for liquidity, residential real estate construction and permanent financing. The commercial sector of the economy is oriented toward real estate development. Real estate acquisition and development lending will be important to the success of Community Bank. The community is experiencing rapid growth in commercial sectors offering services to residents and visitors. The services and tourist related industries need working capital and mortgage financing to support their growth. In addition, the expanding number of retail and professional businesses will require both unsecured and collateral-based commercial lending.

DEPOSITS

         Community Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to Community Bank's principal market area at rates competitive to those offered in the Villa Rica area. In addition, Community Bank offers certain retirement account services, such as Individual Retirement Accounts (IRAs). All deposit accounts are insured by the FDIC up to the maximum amount allowed by law (generally, $100,000 per depositor subject to aggregation rules). Community Bank solicits these accounts from individuals, professionals and businesses in the Villa Rica area.

LENDING ACTIVITIES

         GENERAL. Community Bank emphasizes a range of lending services, including commercial, real estate, and consumer loans, to small-to-medium sized businesses and professional concerns and individuals that are located in or conduct a substantial portion of their business in Community Bank's market area. Because Community Bank has just commenced operations, its loan portfolio is very small and whether the loan portfolio will ultimately match our expectations cannot be assured.

         COMMERCIAL LOANS. We anticipate that loans for commercial purposes in various lines of businesses will be one of the primary components of Community Bank's loan portfolio, representing approximately 23% of the portfolio initially. Commercial lending will include loans to entrepreneurs, professionals, and small-to-medium businesses with annual gross sales of less than $25 million or annual operating costs of less than $4 million. Small business products will include: working capital and lines of credit; business term loans to purchase fixtures and equipment, for site acquisition or business expansion; inventory, accounts receivable, and purchase-order financing and construction loans for owner occupied buildings. The typical commercial loan has a maturity of five years or less. Loans in this category exclude commercial loans secured by real estate, which are included in the real estate category described below. The typical commercial loan has collateral such as equipment for business use, inventory and accounts receivable and may include unsecured working capital lines.

         The well-established banks in the Villa Rica area will make proportionately more loans to medium-to-large sized businesses than Community Bank. Many of Community Bank's anticipated commercial loans will likely be made to small-to-medium sized businesses that may be less able to withstand competitive, economic, and financial conditions than larger borrowers. Community Bank plans to place particular emphasis on loans of less than $1,500,000, averaging under $1,000,000, and plans to focus on niches in the market to offer small business loans utilizing government enhancements such as the Small Business Administration, or SBA, programs.

         Commercial loans may require more careful management in order to limit the risks associated with them. The principal economic risk associated with commercial loans is the creditworthiness of Community Bank's borrowers, which in turn is affected by general economic conditions, the strength of the borrower's business market segment and the quality of the borrower's management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to respond effectively to other business changes. General economic factors affecting a borrower's ability to repay the overall level of include interest rates, inflation and employment rates, as well as other factors affecting a borrower's customers, suppliers and employees. Because the collateral for commercial loans often includes equipment or inventory specific to the borrower's business or accounts receivable, only the borrower may be able to realize the full value of the collateral, and then only if the collateral is sold in the ordinary course. Accordingly, Community Bank faces the risk that it will not be able to effectively collateralize its commercial loans.

         REAL ESTATE LOANS. Community Bank expects to focus its real estate activity in four areas: (1) residential real estate construction and development loans; (2) home improvement loans; (3) conforming and nonconforming mortgages; and (4) owner occupied commercial real estate loans in the Villa Rica area. These loans include certain commercial loans where Community Bank takes a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but will exclude home equity loans, which are classified as consumer loans.

         Residential real estate construction and development loans are expected to represent approximately 30% of total loans initially. Loan terms generally will be limited to two years or less, although payments may be structured on a longer amortization basis. Interest rates may be variable or adjustable, and will more likely be fixed in the case of shorter-term loans. Community Bank will generally charge an origination fee. Management will attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%. In addition, Community Bank may require personal guarantees of the principal owners of the property backed with a review by Community Bank of the personal financial statements of the principal owners. The risks associated with commercial and residential real estate development loans vary with many economic factors, including employment levels and fluctuations in the value of real estate, new job creation trends and tenant vacancy rates. In addition, as with commercial loans, repayment of commercial real estate loans are often dependent on the successful operation of the business or management of the property. Community Bank will also face risks associated with its ability to recover the value of real estate collateral if the commercial real estate market is in a downward cycle.

         Home improvement loans are expected to represent approximately 9%of total loans initially. Loan terms generally will be limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, and will more likely be fixed in the case of shorter-term loans. Community Bank will generally charge an origination fee. Home improvement loans are typically secured by a junior priority security interest in the improved real estate, and accordingly present risks to Community Bank if the value realizable on the collateral is insufficient after the indebtedness secured by the first priority lien is repaid. Accordingly, home improvement loan collections can be dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

         Conforming and nonconforming mortgages are expected to represent approximately 19% of total loans initially. Community Bank will make mortgage loans on a fixed and floating basis, with terms of up to 15 years, in each case secured by a first priority lien on the property. Management will attempt to reduce credit risk with respect to these loans by limiting loan-to-value ratios, established by independent appraisals, to 90%. Repayment of residential mortgages is dependent upon the creditworthiness of the borrower, which in turn depends upon the borrower's continuing financial stability, health, employment and marital status. Community Bank's ability to recover the value of collateral for these mortgages also depends upon employment levels, new job creation trends and fluctuations in the value of residential real estate in its market area.

         Owner occupied commercial real estate loans are expected to represent approximately 12%, respectively, of total loans initially. Terms generally will be limited to 15 years or less, although payments may be structured on a longer amortization basis. Interest rates may be variable or adjustable, and will more likely be fixed in the case of shorter-term loans. Community Bank will generally charge an origination fee. Management will attempt to reduce credit risk by emphasizing loans where the loan-to-value ratio, established by independent appraisals, does not exceed 85%, and, where appropriate, requiring personal guarantees of the principal owners of the property backed with a review by Community Bank of the personal financial statements of the principal owners. The risks associated with commercial real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate, new job creation trends and tenant vacancy rates. In addition, as with commercial loans, repayment of commercial real estate loans are often dependent on the successful operation of the business or management of the property. Community Bank will also face risks associated with its ability to recover the value of real estate collateral if the commercial real estate market is in a downward cycle.

         Community Bank will compete for real estate loans with a number of bank competitors which are well established in the Villa Rica area. Most of these competitors have substantially greater resources and lending limits than Community Bank. As a result, Community Bank may have to charge lower interest rates to attract borrowers. See "Competition" below.

         Community Bank may also originate loans for sale into the secondary market. Community Bank intends to limit interest rate risk and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor's underwriting approval prior to originating the loan. Neither Community Bank nor our organizers have existing contacts or have negotiated existing arrangements with investors in the secondary market.

         CONSUMER LOANS. Community Bank will make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans, home improvement loans, and automobile, RV, and boat loans, representing approximately 5% of total loans initially. These loans typically will carry balances of less than $25,000 and, in the case of non-revolving loans, be amortized over a period not exceeding 60 months or be ninety-day term loans, in each case likely bearing interest at a fixed rate. The revolving loans will typically bear interest at a variable rate and require monthly payments of interest and a portion of the principal balance. The underwriting criteria for home equity loans and lines of credit will generally be the same as applied by Community Bank when making a first mortgage loan, as described above, and home equity lines of credit will typically expire ten years or less after origination. As with the other categories of loans, the principal economic risk associated with consumer loans is the creditworthiness of Community Bank's borrowers, and the principal competitors for consumer loans will be the established banks in the Villa Rica area. Because consumer loans are often secured by rapidly depreciating assets such as automobiles or other personal property, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

         LOAN APPROVAL AND REVIEW. Community Bank's loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer's lending authority, the loan request will be considered and approved by an officer with a higher lending limit or Community Bank's loan committee. Any loan in excess of the officer's lending limit must be approved by the loan committee. Community Bank will not make any loans to any director, officer, or employee of Community Bank unless the loan is approved by the loan committee and is made on terms not more favorable to such person than would be available to a person not affiliated with Community Bank.

         LENDING LIMITS. Community Bank's lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to Community Bank), in general Community Bank is subject to a loan-to-one-borrower limit of an amount equal to 15% of Community Bank's unimpaired capital and surplus, or 25% of the unimpaired capital and surplus if the excess over 15% is approved by the board of directors of Community Bank and is fully secured by readily marketable collateral. Community Bank's initial lending limit is approximately $870,000 for loans not fully secured or approximately $1,450,000 for loans fully secured by collateral. These limits will increase or decrease as Community Bank's capital increases or decreases as a result of earnings or losses, among other reasons. Unless Community Bank is able to sell participations in its loans to other financial institutions, it will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

OTHER BANKING SERVICES

         Other bank services include extended banking hours, payroll checks cashed for customers, bank-by-mail and bank-by-phone services, cashiers checks, Travelers Cheques and U.S. Savings Bonds, direct deposit of payroll and government benefit checks, after-hours depository, wire transfer services, debit cards, safe deposit boxes, internet banking for commercial customers and Seniors Accounts. Community Bank plans to become associated with a shared network of automated teller machines that may be used by Bank customers throughout Georgia and other regions. Community Bank also plans to offer MasterCard and VISA credit card services through a correspondent bank as an agent for Community Bank. Community Bank does not plan to exercise trust powers during its initial years of operation. Community Bank may in the future offer a full-service trust department, but cannot do so without the prior approval of the Georgia Department.

COMPETITION

         The banking business is highly competitive. Community Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in the Atlanta area. The Villa Rica area is served by twelve commercial banks with a total of eighteen branches. A number of these competitors are well established in the Villa Rica area. Most of them have substantially greater resources and lending limits than Community Bank and offer certain services, such as extensive and established branch networks and trust services, that Community Bank either does not expect to provide or will not provide initially. As a result of these competitive factors, Community Bank may have to pay higher rates of interest to attract deposits.

EMPLOYEES

         Community Bank has ten full-time employees and no part-time employees. We do not have any employees other than our officers, none of whom receive any remuneration for their services to Community Bancshares. See "Management."

SUPERVISION AND REGULATION

         We and our bank subsidiary are extensively regulated under federal and state laws and regulations. These laws and regulations generally are intended to protect depositors, not shareholders. The following is a summary description of certain provisions of selected laws and regulations which affect bank holding companies and banks. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on our business operations and prospects and those of our bank subsidiary.

         Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and following with the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), numerous additional regulatory requirements have been placed on the banking industry in the past thirteen years, and additional changes have been proposed. The banking industry has also changed significantly as a result of the passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") and the Gramm-Leach-Bliley Act of 1999 (the "Gramm-Leach-Bliley Act"). Our operations may be affected by legislative changes and new policies of various regulatory authorities. We cannot predict the nature or the extent of the effect on our business and earnings that fiscal or monetary policies, economic conditions, or new federal or state legislation may have in the future.

     COMMUNITY BANCSHARES

         We are a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHCA"). Under the BHCA, we are subject to periodic examination by the Federal Reserve and are required to file periodic reports of our operations and such additional information as the Federal Reserve may require.

         INVESTMENTS, CONTROL AND ACTIVITIES. With certain limited exceptions, the BHCA requires every bank holding company to obtain prior approval of the Federal Reserve:

       o to acquire the ownership or control of more than 5% of any class of voting stock of any bank not already controlled by it;

       o for it or any subsidiary (other than a bank) to acquire all or substantially all of the assets of a bank; and

       o      to merge or consolidate with any other bank holding company.

         The BHCA further provides that the Federal Reserve may not approve any transaction that would result in a monopoly, or the effect of which may be substantially to lessen competition in any section of the country, or that in any other manner would be in restraint of trade, unless the transaction's anticompetitive effects are clearly outweighed by the public interest. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served.

         In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is presumed to exist, subject to rebuttal, if a person acquires 10% or more but less than 25% of any class of voting securities and either the bank holding company has registered securities under Section 12 of the Exchange Act or no other person will own a greater percentage of that class of voting securities immediately after the transaction. Our common stock is registered under Section 12 of the Exchange Act. Applicable regulations provide a procedure for challenge of the rebuttable control presumption.

         GRAMM-LEACH-BLILEY ACT. Until passage of the Gramm-Leach-Bliley Act of 1999, a bank holding company's activities generally were limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Activities determined by the Federal Reserve to fall under this category include:

       o      making, acquiring or servicing loans and certain leases;

       o      providing certain data processing services;

       o      acting as a fiduciary or investment or financial advisor,

       o      providing discount brokerage services;

       o      underwriting bank eligible securities; and

       o      making investments designed to promote community welfare.

On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act which repealed many of the restrictions on the activities of banks and bank holding companies. The law established two new structures - "financial holding companies" and "financial subsidiaries" - that enable qualifying bank holding companies and banks to provide an expanded array of financial services that formerly could be performed only by insurance companies and securities firms. The law also permits bank affiliations with insurance and securities firms. We do not have any current plans to enter into these expanded financial activities.

         SOURCE OF STRENGTH; CROSS-GUARANTEE. Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to its bank subsidiaries and to commit resources to support these subsidiaries. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. Under this policy, a bank holding company may be required to loan money to its subsidiary banks in the form of capital notes or other instruments that qualify for capital under regulatory rules. Under the BHCA, the Federal Reserve also may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company.

         Federal bank regulatory agencies have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition. Community Bank may be required to indemnify, or cross-guarantee, the FDIC against losses it incurs with respect to any other bank we control, which in effect makes our equity investments in healthy bank subsidiaries available to the FDIC to assist any failing or failed bank subsidiary we may have. At present, we have no subsidiary other than Community Bank.

         STATE REGULATION. Our activities are subject to certain provisions of the Financial Institutions Code of Georgia and regulations issued pursuant to such code. These provisions are administered by the Georgia Department of Banking and Finance ("DBF"), which has concurrent jurisdiction with the Federal Reserve over our activities. The laws and regulations administered by the DBF are generally consistent with, or supplemental to, the federal laws and regulations discussed herein.

     COMMUNITY BANK

         As a banking corporation organized under the laws of the State of Georgia, Community Bank is subject to supervision and examination by the DBF and the FDIC. Deposits in Community Bank are insured by the FDIC up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules). The DBF and the FDIC regulate or monitor all areas of Community Bank's banking operations, including security devices and procedures, adequacy of capitalization and loan loss reserves, loans, investments, borrowings, deposits, mergers, consolidations, reorganizations, issuance of securities, payment of dividends, interest rates, establishment of branches, and other aspects of its operations. These agencies require Community Bank to maintain certain capital ratios and impose limitations on Community Bank's aggregate investment in real estate, bank premises and furniture and fixtures. Community Bank is currently required by the FDIC to prepare quarterly reports on Community Bank's financial condition and to conduct an annual audit of its financial affairs in compliance with minimum standards and procedures prescribed by the FDIC.

         Under FDICIA, all insured depository institutions must undergo periodic on-site examination by the appropriate federal banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. All insured institutions are required to submit annual reports to the FDIC and the appropriate federal agency (or state supervisor when applicable). FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or other report of any insured depository institution.

         FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and
(v) asset quality.

         COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act (the "CRA") requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, and any other federal banking agency, shall evaluate the record of the financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. A financial institution's CRA record is considered in evaluating applications to the agencies for mergers, acquisitions, and new branch facilities. Failure to comply with the CRA could submit a financial institution to additional requirements and limitations. Community Bank has not yet been examined for CRA compliance.

         OTHER RULES AND REGULATIONS. Interest and certain other charges collected or contracted for by Community Bank are subject to Georgia usury laws; in general, charges, interest and fees cannot exceed the 5% per month limit established by the criminal provisions of Georgia usury law.

         Community Bank's loan operations are also subject to certain federal laws, and their implementing regulations, such as the:

       o Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers;

       o Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its CRA obligation to help meet the housing needs of the community it serves;

       o Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

       o Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies;

       o Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws; and

       o Soldiers' and Sailors' Civil Relief Act, which governs the repayment terms of, and property rights underlying, secured obligations of persons in military service.

         In addition, the Georgia Fair Lending Act ("GFLA") became effective on October 1, 2002. GFLA imposes new restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. While many of the GFLA requirements will apply regardless of the interest rate or charges on the loan, "high cost home loans," as defined by GFLA, are subject to the most stringent requirements. GFLA was substantially amended effective March 7, 2003 to ease its restrictions on loans other than high cost home loans and to provide for exemption of state banks like Community Bank from GFLA if national banks are exempted from GFLA by their regulator, the Comptroller of the Currency. Community Bank has implemented procedures to comply with GFLA requirements applicable to all loans covered by GFLA, including high cost home loans.

         The deposit operations of Community Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

         Community Bank's commercial transactions are also subject to the provisions of Georgia law governing such transactions. These laws include the Uniform Commercial Code and other provisions of the Georgia Code Annotated.

DEPOSIT INSURANCE

         The deposits of Community Bank are currently insured to a maximum of $100,000 per depositor, subject to aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Since 1993, insured depository institutions like Community Bank have paid for deposit insurance under a risk-based premium system. Insurance of deposits may be terminated by the FDIC upon a finding that the financial institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

         Based on Community Bank's anticipated initial risk classification as a newly-chartered institution with no unusual supervisory issues, Community Bank will not be required to pay an assessment for deposit insurance during its initial year of operation under current FDIC rules. Community Bank will be required to pay Bank Insurance Fund Financing Corporation ("FICO") assessments. For the fourth quarter of 2002, the FICO assessment rate was 1.70 cents per $100 of assessable Bank deposits. This assessment rate can change based on the interest costs of bonds issued by FICO to fund the resolution of failed thrifts from 1987 to 1991.

DIVIDENDS

         COMMUNITY BANCSHARES. We are a legal entity separate and distinct from Community Bank. The principal source of our cash flow is dividends from Community Bank. The amount of dividends that may be paid by Community Bank to us depends on Community Bank's earnings and capital position and is limited by various federal and state statutory and regulatory limitations.

         In addition to the availability of funds from Community Bank, our future dividend policy is subject to the discretion of our Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash needs and general business conditions. If we should declare dividends in the future, the amount of such dividends cannot be estimated at this time and we cannot know whether such dividends would continue for future periods.

         COMMUNITY BANK. As a Georgia banking corporation, Community Bank may pay cash dividends on its outstanding capital stock out of its earnings without any requirement to notify the DBF or request the approval of the DBF under the following conditions:

       o Total classified assets at the most recent examination of Community Bank, the conclusions of which may have been presented to the Board, do not exceed 80% of Tier 1 Capital plus the Allowance for Loan Losses as reflected at such examination;

       o The aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed 50% of the net profits, after taxes but before dividends, for the previous calendar year;

       o The ratio of Tier 1 Capital to Adjusted Total Assets (the "Tier 1 Leverage Ratio") shall not be less than 6%.

         Any dividend to be declared by Community Bank at a time when each of the foregoing conditions does not exist must be approved, in writing, by the DBF prior to the payment thereof. Under FDICIA, Community Bank may not pay a dividend if, after paying the dividend, Community Bank would be undercapitalized. See "Capital Adequacy" below.

         Furthermore, among the conditions to the DBF's approval of Community Bank's Articles of Incorporation, the DBF required Community Bank's Board of Directors to adopt resolutions committing: (i) that Community Bank will not pay dividends until Community Bank has recovered Bank start-up losses and Community Bank is making a cumulative profit, and (ii) that Community Bank will maintain a Tier 1 Leverage Ratio of not less than 8% during Community Bank's first three years of operation, i.e., through March 2006. We do not intend to declare or pay cash dividends in the foreseeable future. Our management anticipates that all earnings and other cash resources, if any, will be retained by us for investment in our business.

CAPITAL ADEQUACY

         Federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to:

       o make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies;

       o      account for off-balance sheet exposure; and

       o      minimize disincentives for holding liquid assets.

         The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums.

         The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease as it moves downward through the capital categories. Bank holding companies controlling financial institutions can be called upon to boost the institution's capital and to partially guarantee the institution's performance under their capital restoration plans. Tier 1 capital includes shareholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangible assets and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate-term preferred stock and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

         Under the guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

         Failure to meet federal capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business.

         The Federal Reserve also has implemented a leverage ratio, which is Tier 1 capital as a percentage of average total assets less intangible assets, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The Federal Reserve has established a minimum 3% leverage ratio of Tier 1 capital to total assets for the most highly rated bank holding companies and insured banks. All other bank holding companies and insured banks will be required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The tangible Tier 1 Leverage Ratio is the ratio of a banking organization's Tier 1 capital, less all intangibles, to total assets, less all intangibles.

         FDICIA established a capital-based regulatory plan designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. To qualify as a well capitalized institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%. The bank must also not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level.

         Under FDICIA, regulators must take prompt corrective action against depository institutions that do not meet minimum capital requirements. FDICIA and the related regulations establish five capital categories as shown in the following table:

      CLASSIFICATION                      TOTAL RISK-       TIER 1 RISK-      TIER 1
      --------------                      BASED CAPITAL     BASED CAPITAL     LEVERAGE RATIO
                                          -------------     -------------     --------------
      Well Capitalized (1)                         10%                  6%               5%

      Adequately Capitalized (1)                    8%                  4%               4%(2)

      Undercapitalized (3)                LESS THAN 8%        LESS THAN 4%               4%(2)

      Significantly Undercapitalized (3)  LESS THAN 6%        LESS THAN 3%     LESS THAN 3%

      Critically Undercapitalized (3)               -                   -      LESS THAN 2%
      -----------------

       (1) An institution must meet all three minimums.

       (2) 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.

       (3) An institution is classified as undercapitalized if it is below the specified capital level for any of the three capital measures.

         A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives a less than satisfactory examination rating in any one of four categories. As a depository institution moves downward through the capitalization categories, the degree of regulatory scrutiny will increase and the permitted activities of the institution will decrease. Action may be taken by a depository institution's primary federal regulator against an institution that falls into one of the three undercapitalized categories, including the requirement of filing a capital plan with the institution's primary federal regulator, prohibition on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring. Other restrictions may be imposed on the institution either by its primary federal regulator or by the FDIC, including requirements to raise additional capital, sell assets, or sell the institution.

         In addition to the federal regulatory capital requirements applicable to Community Bank, and another condition to its approval of Community Bank's Articles of Incorporation, the DBF required Community Bank's Board of Directors to commit to maintain Community Bank's Tier 1 Leverage Ratio at not less than 8% during Community Bank's first three years of operation commencing upon the effective date of the Permit to begin Business (the "Permit") issued by the DBF. The DBF issued Community Bank's Permit effective March 25, 2003.

INTERSTATE BANKING AND BRANCHING RESTRICTIONS

         Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), effective September 29, 1995, an adequately capitalized and adequately managed bank holding company may acquire a bank across state lines, without regard to whether such acquisition is permissible under state law. A bank holding company is considered to be "adequately capitalized" if it meets all applicable federal regulatory capital standards.

         While the Riegle-Neal Act precludes a state from entirely insulating its banks from acquisition by an out-of-state holding company, a state may still provide that a bank may not be acquired by an out-of-state company unless the bank has been in existence for a specified number of years, not to exceed five years. Additionally, the Federal Reserve may not approve an interstate acquisition which would result in the acquirer's controlling more than 10% of the total amount of deposits of insured depository institutions in the United States with 30% or more of the deposits in the home state of the target bank. A state may waive the 30% limit based on criteria that does not discriminate against out-of-state institutions. The limitations do not apply to the initial entry into a state by a bank holding company unless the state has a deposit concentration cap that applies on a nondiscriminatory basis to in-state or out-of-state bank holding companies making an initial acquisition.

         The Riegle-Neal Act also provides that, beginning on June 1, 1997, banks with different home states may merge, unless a particular state opts out of the statute. Consistent with the Riegle-Neal Act, Georgia adopted legislation in 1996 which has permitted interstate bank mergers since June 1, 1997.

         In addition, beginning June 1, 1997, the Riegle-Neal Act has permitted national and state banks to establish de novo branches in another state if there is a law in that state which applies equally to all banks and expressly permits all out-of-state banks to establish de novo branches. However, in 1996, Georgia adopted legislation which opts out of this provision. The Georgia legislation provides that, with the prior approval of the DBF, after July 1, 1996, a bank may establish three new or additional de novo branch banks anywhere in Georgia and, beginning July 1, 1998, a bank may establish new or additional branch banks anywhere in the state with prior regulatory approval.

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

         We are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

       o      loans or extensions of credit to affiliates;

       o      investment in affiliates;

       o the purchase of assets from affiliates, except for real and personal property exempted by the Federal Reserve;

       o loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

       o any guarantee, acceptance or letter of credit issued on behalf of an affiliate.

         The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. We must also comply with other provisions designed to avoid the taking of low-quality assets.

         We are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

         On October 21, 2002, the Federal Reserve Board approved a final Regulation W that implements Sections 23A and 23B and that is effective on April 1, 2003.

         The Section 23A and Section 23B restrictions may limit our ability to obtain funds from Community Bank for our cash needs, including funds for the payment of dividends, interest and operating expenses. Further, federal law prohibits a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or the furnishing of services.

         Community Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

PRIVACY

         Financial institutions are required by federal law to disclose their policies for collecting and protecting certain customer information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

ANTI-TERRORISM LEGISLATION

         In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

       o to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

       o to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

       o to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

       o to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

         Under the USA PATRIOT Act, financial institutions have 180 days from enactment (or until April 24, 2002) to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

       o      the development of internal policies, procedures, and controls;

       o      the designation of a compliance officer;

       o      an ongoing employee training program; and

       o      an independent audit function to test the programs.

         Pursuant to the mandate of the USA PATRIOT Act, the Secretary of the Treasury issued regulations effective April 24, 2002 applicable to financial institutions. Because all federally insured depository institutions are required to have anti-money laundering programs, the regulations provide that a financial institution which is subject to regulation by a "federal functional regulator" is in compliance with the regulations if it complies with the rules of its primary federal regulator governing the establishment and maintenance of anti-money laundering programs.

         Under the authority of the USA PATRIOT Act, the Secretary of the Treasury adopted rules on September 26, 2002 increasing the cooperation and information sharing between financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Under the new rules, a financial institution is required to:

       o expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network ("FinCEN");

       o      notify FinCEN if an account or transaction is identified;

       o      designate a contact person to receive information requests;

       o limit use of information provided by FinCEN to: (1) reporting to FinCEN, (2) determining whether to establish or maintain an account or engage in a transaction and (3) assisting the financial institution in complying with the Bank Secrecy Act; and

       o maintain adequate procedures to protect the security and confidentiality of FinCEN requests.

         Under the new rules, a financial institution may also share information regarding individuals, entities, organizations and countries for purposes of identifying and, where appropriate, reporting activities that it suspects may involve possible terrorist activity or money laundering. Such information-sharing is protected under a safe harbor if the financial institution:

       o notifies FinCEN of its intention to share information, even when sharing with an affiliated financial institution;

       o takes reasonable steps to verify that, prior to sharing, the financial institution or association of financial institutions with which it intends to share information has submitted a notice to FinCEN;

       o limits the use of shared information to identifying and reporting on money laundering or terrorist activities, determining whether to establish or maintain an account or engage in a transaction, or assisting it in complying with the Bank Security Act; and

       o maintains adequate procedures to protect the security and confidentiality of the information.


         Any financial institution complying with these rules will not be deemed to have violated the privacy requirements discussed above.

         The Secretary of the Treasury also adopted a new rule on September 26, 2002 intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Under the new rule, financial institutions:

       o are prohibited from providing correspondent accounts to foreign shell banks;

       o are required to obtain a certification from foreign banks for which they maintain a correspondent account stating the foreign bank is not a shell bank and that it will not permit a foreign shell bank to have access to the U.S. account;

       o must maintain records identifying the owner of the foreign bank for which they may maintain a correspondent account and its agent in the Unites States designated to accept services of legal process;

       o must terminate correspondent accounts of foreign banks that fail to comply with or fail to contest a lawful request of the Secretary of the Treasury or the Attorney General of the United States, after being notified by the Secretary or Attorney General.


         The new rule applies to correspondent accounts established after October 28, 2002.

PROPOSED LEGISLATION AND REGULATORY ACTION

         New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions operating in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

EFFECT OF GOVERNMENTAL MONETARY POLICES

         Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 2.  DESCRIPTION OF PROPERTY.

       (a) Properties.

         Our executive offices and our banking office are located at 662 Highway 61 in Villa Rica, Georgia on property Community Bank leases from Community Land Development, LLC, an entity owned by our directors. Our banking offices are currently located in an approximately 2,100 square feet temporary facility while Community Land Development constructs an approximately 12,000 square feet permanent banking facility. We plan to enter into a lease agreement with Community Land Development to lease the permanent banking facility upon its completion. The initial lease term is expected to be three years and have the right to be renewed for up to six additional three year terms. Annual rent for the first year of the lease is expected to be approximately $20,000 per month, and to increase annually per year during the lease term based on increases in the consumer price index.

         The net book value of our equipment as of December 31, 2002, was $16,387.

       (b) Investment Policies.

         See "Item 1. Description of Business" above for a general description of our and Community Bank's investment policies and any percentage of assets limitations regarding certain investments established by regulation or our or Community Bank's Board of Directors, including policies relating to investments in real estate, real estate mortgages and securities. All of Community Bank's investment policies are reviewed and approved by its Board of Directors, and such policies, subject to regulatory restrictions (if any), can be changed without a vote of shareholders. Community Bank's investments are primarily acquired to provide income, liquidity, investment diversity and, to a lesser extent, possible capital gain.

       (c) Description of Real Estate and Operating Data.

                  Not Applicable.

ITEM 3.  LEGAL PROCEEDINGS.

         While we are from time to time party to various legal proceedings arising from the ordinary course of business, management believes that there are no proceedings pending, or to our knowledge threatened, in which an adverse decision would have a material adverse effect on our financial condition or results of operation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         We had one shareholder of record as of December 31, 2002. At December 31, 2002, there were 100 shares outstanding. On March 31, 2002, the subscription funds for our initial public offering were released from escrow, resulting in the issuance of 958,959 shares of our common stock to 291 additional shareholders of record. Our ability to pay dividends to stockholders is primarily dependent upon the dividends we receive from Community Bank and to a lesser extent the amount of cash on hand. Community Bank may not declare or pay a cash dividend on any of its stock if the effect thereof would cause its regulatory capital to be reduced below the regulatory capital requirements. We do not intend to declare or pay cash dividends in the foreseeable future. Our management anticipates that all earnings and other cash resources, if any, will be retained by us for investment in our business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL AND PLAN OF OPERATION

         We were organized on May 1, 2002, and from that date until the present, our principal activities have been related to our organization, the conducting of our initial public offering, the pursuit of approvals from the State of Georgia Department of Banking and Finance ("DBF") and Federal Deposit Insurance Corporation ("FDIC") of our application to charter the Bank, and the pursuit of approvals from the Federal Reserve Board for the Company to acquire control of the Bank.

         On September 16, 2002 we received approval from the DBF and on November 15, 2002 we received approval from the FDIC to organize the Bank. We are in the process of raising between $9.5 and $11.0 million in capital and investing approximately $7.0 million in the Bank. We opened the Bank on March 25, 2003 at a temporary facility, and we expect to move to our permanent facility in the first quarter of 2004.

FINANCIAL CONDITION AT DECEMBER 31, 2002

         Total assets at December 31, 2002 were $2,475,000, principally composed of $2,279,000 in restricted cash, $60,000 in receivables from organizers and $119,000 in deferred offering expenses. These assets are funded by $485,000 in borrowed funds and $2,279,000 in subscribers' deposits.

RESULTS OF OPERATIONS

         Our net loss was $382,000 for the period ended December 31, 2002. Expenses for the period ended December 31, 2002 totaled $382,000 and primarily consisted of officer compensation of $172,000, legal and consulting fees of $68,000 and other operating expenses of $95,000.

         No income tax benefit was provided for the tax effect of the net loss, as the recognition of this benefit depends heavily on future taxable income. For more information about our tax attributes at December 31, 2002, see note 11 to our audited financial statements set forth in Item 7 of this report.

LIQUIDITY

         We must maintain a certain portion of its assets in funds that are readily available to pay current liabilities. For the period from May 1, 2002 to December 31, 2002, cash outflows from operations totaled $348,000, while outflows from investing activities totaled $17,000. For more detailed information about the cash sources and uses for the period ended December 31, 2002, see the Statement of Cash Flows included in our audited financial statements set forth in Item 7 of this report.

CAPITAL RESOURCES

         Since we have been in the organizational stage, funding has been provided by a $1,000,000 line of credit and advances from organizers. Advances from the line of credit outstanding at December 31, 2002 totaled $485,000.

ITEM 7.  FINANCIAL STATEMENTS.

                   COMMUNITY BANCSHARES OF WEST GEORGIA, INC.
                        (A DEVELOPMENT STAGE CORPORATION)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

                 (WITH INDEPENDENT ACCOUNTANTS' REPORT THEREON)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Community Bancshares of West Georgia, Inc.


We have audited the accompanying balance sheet of Community Bancshares of West Georgia, Inc. (a development stage corporation) as of December 31, 2002, and the related statements of operations, changes in stockholder's deficit and cash flows for the period from May 1, 2002 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Community Bancshares of West Georgia, Inc. as of December 31, 2002 and the results of its operations and its cash flows from May 1, 2002 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Community Bancshares of West Georgia, Inc. will continue as a going concern. As discussed in note 1 to the financial statements, the Company is in the organization stage and has not commenced operations. Also, as discussed in note 3, the Company's future operations are dependent on obtaining capital through an initial stock offering and obtaining the necessary final regulatory approvals. These factors and the expense associated with development of a new banking institution raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in note 3. The financial statements do not include any adjustments relating to the recoverability of reported asset amounts or the amount of liabilities that might result from the outcome of this uncertainty.


                                    /s/ Porter Keadle Moore, LLP

Atlanta, Georgia
February 24, 2003

                   COMMUNITY BANCSHARES OF WEST GEORGIA, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                                  BALANCE SHEET

                                DECEMBER 31, 2002

                                     ASSETS
Restricted cash                                                      $ 2,279,360
Receivable from organizers                                                59,964
Deferred offering costs                                                  119,345
Equipment, net                                                            16,387
                                                                     -----------

                                                                     $ 2,475,056
                                                                     ===========
                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Accounts payable and accrued expenses                                $    91,286
Line of credit                                                           485,000
Subscribers' deposits                                                  2,279,360
                                                                     -----------

        Total liabilities                                              2,855,646
                                                                     -----------

Commitments

Stockholder's deficit:
    Special stock, no par value, 1,000,000 shares authorized;
      no shares issued or outstanding                                          -
    Common stock, $.01 par value, 10,000,000 shares authorized;
      100 shares issued and outstanding                                        1
    Additional paid in capital                                               999
    Deficit accumulated during the development stage                    (381,590)
                                                                     -----------

        Total stockholder's deficit                                     (380,590)
                                                                     -----------

                                                                     $ 2,475,056
                                                                     ===========

See accompanying notes to financial statements and independent accountants' report.

                   COMMUNITY BANCSHARES OF WEST GEORGIA, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                             STATEMENT OF OPERATIONS

        FOR THE PERIOD FROM MAY 1, 2002 (INCEPTION) TO DECEMBER 31, 2002

Expenses:

       Salaries and employee benefits                       $ 172,468
       Legal and consulting                                    67,685
       Regulatory fees                                         12,000
       Interest                                                 6,266
       Rent                                                    28,000
       Other operating                                         95,171
                                                            ---------

            Total expenses                                  $ 381,590
                                                            =========

See accompanying notes to financial statements and independent accountants' report.

                   COMMUNITY BANCSHARES OF WEST GEORGIA, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                  STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIT

        FOR THE PERIOD FROM MAY 1, 2002 (INCEPTION) TO DECEMBER 31, 2002

                                                                             Deficit
                                                                           Accumulated
                                                            Additional     During the
                                              Common         Paid In       Development
                                              Stock          Capital          Stage           Total
                                             ----------     ----------     -----------       --------
Issuance of common stock to organizer        $        1            999               -          1,000

Net loss                                              -              -        (381,590)      (381,590)
                                             ----------     ----------     -----------       --------

Balance, December 31, 2002                   $        1            999        (381,590)      (380,590)
                                             ==========     ==========     ===========       ========

See accompanying notes to financial statements and independent accountants' report.

                   COMMUNITY BANCSHARES OF WEST GEORGIA, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                             STATEMENT OF CASH FLOWS

        FOR THE PERIOD FROM MAY 1, 2002 (INCEPTION) TO DECEMBER 31, 2002

Cash flows from operating activities:
       Net loss                                                                               $  (381,590)
       Adjustments to reconcile net loss to net cash used in
          operating activities:
              Depreciation                                                                            859
              Increase in receivable from organizers                                              (58,964)
              Increase in accounts payable and accrued liabilities                                 91,286
                                                                                              -----------

                     Net cash used in operating activities                                       (348,409)
                                                                                              -----------

Cash flows from investing activities consisting of purchases of property and equipment            (17,246)
                                                                                              -----------

Cash flows from financing activities:
       Deferred offering costs                                                                   (119,345)
       Proceeds from note payable                                                                 485,000
                                                                                              -----------

              Net cash provided by financing activities                                           365,655
                                                                                              -----------

Net change in cash                                                                                      -

Cash at beginning of period                                                                             -
                                                                                              -----------

Cash at end of period                                                                         $         -
                                                                                              ===========

Supplemental disclosure for cash flow information:
       Interest paid                                                                          $     1,821

Supplemental disclosure of non-cash financing and investing activities:
       Increase in subscribers' deposits and restricted cash                                  $ 2,279,360

See accompanying notes to financial statements and independent accountants' report.

                   COMMUNITY BANCSHARES OF WEST GEORGIA, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS

(1) ORGANIZATION
    Community Bancshares of West Georgia, Inc. (the "Company") was incorporated for the purpose of becoming a bank holding company. The Company intends to acquire 100% of the outstanding common stock of Community Bank of West Georgia (the "Bank") (Proposed), which will operate in Carroll and Douglas Counties in the metropolitan Atlanta, Georgia area. The organizers of the Bank filed an application to charter the Bank with the Georgia Department of Banking and Finance on May 9, 2002. Also on May 9, 2002, the organizers filed an application with the Federal Deposit Insurance Corporation for insurance on the deposits of the Bank. Provided that the application is timely approved and necessary capital is raised, it is expected that operations will commence in the second quarter of 2003.

    Operations through December 31, 2002 relate primarily to expenditures by the organizers for incorporating and organizing the Company. All expenditures by the organizers are considered expenditures of the Company.

    The Company plans to raise between $7,500,000 and $11,000,000 through an offering of its common stock at $10 per share, of which at least $7,000,000 will be used to capitalize the Bank. The organizers and directors expect to subscribe for a minimum of approximately $2,475,000 (247,500 shares) of the Company's stock.

    In connection with the Company's formation and initial offering, warrants to purchase shares of common stock at $10 per share will be issued to the organizers. Each organizer will be awarded the lesser of one warrant for each share purchased or 6,250 warrants. The warrants will vest in three equal annual installments beginning on the first anniversary of the Bank's opening for business and ending on the third anniversary of the Bank's opening for business and expire ten years after the date of grant. The Company has also reserved 55,000 shares of its common stock for issuance under a stock option plan.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ESTIMATES
    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ for those estimates.

    ORGANIZATION COSTS
    Costs incurred for the organization of the Company and the Bank (consisting principally of legal, accounting, consulting and incorporation fees) are being expensed as incurred.

    DEFERRED OFFERING COSTS
    Costs incurred in connection with the stock offering, consisting of direct, incremental costs of the offering, are being deferred and will be offset against the proceeds of the stock sale as a charge to additional paid in capital.

    EQUIPMENT
    Equipment is stated at cost less accumulated depreciation and is being depreciated over its estimated useful life of five years. Major additions and improvements are charged to the asset accounts while maintenance and repairs that do not improve or extend the useful lives of the assets are expensed currently. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is reflected in earnings for the period. The cost of the equipment was $17,246 and the accumulated depreciation was $859 as of December 31, 2002.

                   COMMUNITY BANCSHARES OF WEST GEORGIA, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
    PRE-OPENING EXPENSES
    Costs incurred for overhead and other operating expenses are included in the current period's operating results.

    PROFORMA NET LOSS PER COMMON SHARE
    Proforma net loss per common share is calculated by dividing net loss by the minimum number of common shares (750,000), which would be outstanding should the offering be successful, as prescribed in Staff Accounting Bulletin Topic 1:B. The proforma net loss per share for the period ended December 31, 2002 was $.51 per share.

    INCOME TAXES
    Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

(3) LIQUIDITY AND GOING CONCERN CONSIDERATIONS
    The Company incurred a net loss of $381,590 for the period from May 1, 2002 (inception) to December 31, 2002. At December 31, 2002, liabilities exceeded assets by $380,590.

    At December 31, 2002, the Company is funded by a line of credit from a bank. Management believes that the current level of expenditures is well within the financial capabilities of the organizers and adequate to meet existing obligations and fund current operations, but obtaining final regulatory approvals and commencing banking operations is dependent on successfully completing the stock offering.

    To provide permanent funding for its operation, the Company is currently offering between 750,000 and 1,100,000 shares of its $.01 par value common stock at $10 per share in an initial public offering. Costs related to the organization and registration of the Company's common stock will be paid from the gross proceeds of the offering. The shares issued, which are outstanding at December 31, 2002, will be redeemed concurrently with the consummation of the offering.

(4) LINE OF CREDIT
    Organization, offering and pre-opening costs incurred prior to the opening for business will be funded under a $1,000,000 line of credit. The terms of the existing line of credit, which is guaranteed by certain organizers, include a maturity of March 15, 2003 and interest, payable quarterly, calculated at one-half percent below the prime interest rate.

                   COMMUNITY BANCSHARES OF WEST GEORGIA, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

(5) RESTRICTED CASH AND SUBSCRIBERS' DEPOSITS
    Restricted cash of $2,279,360 at December 31, 2002 represents amounts deposited by the Company in connection with its initial offering. Subscribers' deposits represent amounts deposited with the Company by potential common stockholders. Should the Company be unable to complete its initial offering, these amounts will be refunded to the subscribers.

(6) SPECIAL STOCK
    Shares of special stock may be issued from time to time in one or more series as established by resolution of the Board of Directors of the Company. Each resolution shall include the number of shares issued, preferences, special rights and limitations as determined by the Board.

(7) COMMITMENTS
    The Company has entered into an employment agreement with its President and Chief Executive Officer, providing for a term of two years. The agreement provides for a base salary, warrants to purchase common stock, up to 15,000 stock options based on the performance of the Company, and other perquisites commensurate with his employment.

    The Company has also entered into an employment agreement with its Executive Vice President and Chief Credit Officer, providing for a term of three years. The agreement provides for a base salary, up to 10,000 stock options based on the performance of the Company, and other perquisites commensurate with his employment.

    The Company has entered into an agreement for consulting services assisting in organizing the Bank. The Company has committed to pay a total of $57,250 for these services, of which $46,558 has been paid or accrued as of December 31, 2002.

    The Company has entered into an agreement for the lease of land where the new banking facility will be constructed. The lessor on this lease is a limited liability company owned by the organizers of the Company. The Company has committed to pay a total of $70,000 through October 31, 2003 for this lease, of which $20,000 has been paid or accrued as of December 31, 2002.

    The Company has entered into an agreement for the lease of a modular banking facility. The Company has committed to pay a total of $41,412 for this lease, for the lease period of January 15, 2003 through January 15, 2004.

(8) INCOME TAXES
    The following summarizes the sources and expected tax consequences of future taxable deductions which comprise the net deferred taxes at December 31, 2002:

        Deferred tax asset relating to pre-opening expenses                  $   142,623
        Deferred tax asset relating to operating loss carryforward                 2,381
           Less valuation allowance                                             (145,004)
                                                                             -----------

           Net deferred taxes                                                $         -
                                                                             ===========

    The future tax consequences of the differences between the financial reporting and tax basis of the Company's assets and liabilities resulted in a net deferred tax asset. A valuation allowance was established for the net deferred tax asset, as the realization of these deferred tax assets is dependent on future taxable income.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table provides biographical information for each of our directors and executive officers. All of our executive officers are chosen by our Board and serve at the Board's discretion. Except as otherwise indicated, each individual has been or was engaged in his or her present or last principal occupation, in the same or a similar position, for more than five years.

                                        DIRECTOR/
                                        EXECUTIVE
                                        OFFICER
       NAME (AGE)                       SINCE            POSITION WITH COMMUNITY BANCSHARES AND COMMUNITY BANK
       ----------                       ----------       -----------------------------------------------------
DIRECTORS:
                                                     Chairman of the Board and Director of Community Bancshares and
Kenneth Blair(55)                       5/29/2002    Community Bank

Loretta M. Griffin(57)                  5/29/2002    Director of Community Bancshares and Community Bank

Robert G. Harris, Jr.(39)               5/29/2002    Director of Community Bancshares and Community Bank

Richard C. Hayden(42)                   5/29/2002    Chief Executive Officer, President and Director of Community
                                                     Bancshares and Community Bank

R. Bryant Hightower(44)                 5/29/2002    Director of Community Bancshares and Community Bank

Phillip G. McDowell(38)                 5/29/2002    Director of Community Bancshares and Community Bank

H. Boyd Stephens(63)                    5/29/2002    Director of Community Bancshares and Community Bank

Robin S. Worley(48)                     5/29/2002    Director of Community Bancshares and Community Bank

EXECUTIVE OFFICERS:

Richard C. Hayden(42)                   5/29/2002    Chairman of the Board, Chief Executive Officer and President of
                                                     Community Bancshares and Community Bank.

Delmas L. "Sonny" Lindsey(59)           3/24/2003    Chief Financial Officer and Secretary of Community Bancshares and
                                                     Community Bank

James Daniel Oliver(53)                  8/9/2002    Executive Vice President and Chief Credit Officer of Community
                                                     Bancshares and Community Bank

     None of our directors holds any directorships in companies with a class of securities registered pursuant to Section 12 of the Securities Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended. There are no family relationships among any of our directors or executive officers, except that Loretta Griffin is the aunt of Phillip McDowell.

BIOGRAPHICAL INFORMATION

     KENNETH BLAIR has over 20 years of banking and banking related experience. Mr. Blair has been for more than the last five years the owner of AAA Bonding Company and Advance Development, Inc., a real estate development company and homebuilder. In 1974, Mr. Blair was a founder of Peach State Federal Savings and Loan and served as the President and member of the Board of Directors. In 1977, Peach State Federal Savings and Loan merged with First Federal Savings and Loan, Bremen, Georgia and Mr. Blair served as Senior Vice President and manager of the Atlanta region.

     LORETTA M. GRIFFIN has been a practicing chiropractor in Carrollton, Georgia since 1985. Dr. Griffin holds an A.B. in Psychology, a Masters of Education from the University of West Georgia, and a D.C. from Life University. Dr. Griffin is a native of Carroll County and is a real estate investor.
Dr. Griffin was a member of the Board of Directors of HomeTown Bank of Villa Rica from 1997 to 2002.

     ROBERT G. HARRIS, JR. has owned and operated Tanner Home Medical Supply, a company that rents and sells medical equipment and other medical supplies, since 1989. Mr. Harris is active in civic and professional activities such as Leadership Georgia (Class of 1998), Georgia Association of Medical Equipment Suppliers (past president and director), Carroll County Alzheimer's Support Group (president and director), Carroll County Council on Aging (past director), Carrollton City Club (director), Carrollton Jaycees (past chairman of the board, president, treasurer, and director), Carrollton Rotary Club (past director), Oak Mountain Academy (Vice Chairman of the Board of Trustees), and Tanner Medical Foundation (trustee, member of the finance committee). Mr. Harris graduated with a Bachelor of Business Administration from West Georgia College in 1986.
Mr. Harris was employed by The Peoples Bank, Carrollton, Georgia from 1984 to 1985, and by Citizens & Southern National Bank from 1986 to 1988. Mr. Harris is also a former member of the Advisory Board of Colonial Bank of West Georgia.

     RICHARD C. HAYDEN has more than twelve years of banking experience.
Mr. Hayden has spent his banking career in community-oriented banks, serving from July 1999 to April 2002 as Area President of Colonial Bank of West Georgia, comprising the area of Carroll, Haralson, and Paulding Counties. Prior to joining Colonial Bank of West Georgia, Mr. Hayden served as the Senior Vice President and Chief Lending Officer of HomeTown Bank of Villa Rica, Villa Rica, Georgia from May 1997 to May 1999. Even though Colonial Bank of West Georgia is a regional bank, Mr. Hayden created a new market in a community bank style, organized a local Board of Directors, and grew the operation to $50 million in assets. Mr. Hayden spent five years in the United States Air Force spending most of his military service outside the United States. Mr. Hayden holds a B.S. in Finance from Auburn University (1989) and an M.B.A. from the University of West Georgia (1992). Mr. Hayden is a graduate of the Lenders Academy at First National Bancorp, Gainesville, Georgia and the School of Banking of the South at Louisiana State University.

     R. BRYANT HIGHTOWER has been a principal in Martin & Hightower Funeral Home since 1979. From 1975 to 1979, Mr. Hightower owned and operated Hightower Ambulance Service in Bremen, Georgia. Mr. Hightower is a graduate of the Gupton-Jones College of Mortuary Science and attended West Georgia College.
Mr. Hightower's professional membership and civic activities include National Public Health Service Disaster Mortuary Operational Response Team, past Deputy Coroner for Haralson County for six years, past President of the Academy of Graduate Embalmers of Georgia, Haralson County Red Cross, Carrollton Mainstreet Board of Directors, Steering Committee Member of the State University of West Georgia, Member of Carroll, Douglas & Coweta Counties' Chambers of Commerce, Carrollton Rotary Club, Member and past President of Carrollton Jaycees, Carroll Masonic Lodge #69 and Carrollton Sertoma Club. Mr. Hightower is also a former member of the Advisory Board of Colonial Bank of West Georgia.

     SONNY LINDSEY served as Senior Vice President, Chief Financial Officer and Chief Operating Officer of Independent Bank & Trust Company (now known as United Community Bank) from its organization in 1990 until March 2003. He received a Bachelor or Science degree from Mississippi State University.

     PHILLIP G. MCDOWELL has owned Phil's Construction Company for the past 17 years. Mr. McDowell was also previously co-owner of National Insulation Company, which serviced the West Georgia area. Mr. McDowell received his Real Estate License in 1992. Mr. McDowell attended West Georgia College. Mr. McDowell is a teacher for Children's Church at Camp Creek Baptist Church. He is a Sertoma Club and local hospital supporter. Mr. McDowell served on the Advisory Board of Colonial Bank of West Georgia from 1999 to 2002.

     JAMES DANIEL OLIVER has more than thirty years of banking experience. From April 2001 until August 2002 Mr. Oliver was Senior Vice President of North Atlanta National Bank, committed to developing and building the Cobb County bank office by expanding the influence and customer base of the Fulton County bank operation. Prior to joining North Atlanta National Bank, he served as the Senior Vice President and Senior Credit Officer of Independent Bank & Trust Company from July 1994 to April 2001, where he was primarily responsible for total oversight, management of credit functions, and credit quality. Mr. Oliver has also held various management positions with other community banks, but spent a major part of his career with Trust Company Bank as First Vice President.
Mr. Oliver holds a B.A. in Anthropology from the State University of West Georgia. He has taken additional business related courses from Georgia State University, and is a 1984 graduate of the School of Banking of the South at Louisiana State University. Mr. Oliver is active in many religious, social, and civic activities, including Roswell Street Baptist Church (past member of Board of Trustees), Leadership Cobb Alumni Association (1986 class member, past member of steering committee, several committee chairmanships), Cobb

County Boy's Club (member of Board of Directors, past president), Atlanta Power Squadron (past chairman of audit committee), American Red Cross (past member of advisory board), Cobb County Chamber of Commerce (member of president's club), Marietta Rotary Club, Cobb County Police Athletic League (president, member of Board of Directors), and Project P.A.C.T. (member of Board of Directors).

     H. BOYD STEPHENS has been for more than the last five years a real estate investor and owner of Boyd Stephens Income Tax Service. Mr. Stephens is a veteran of the United States Air Force, a graduate of West Georgia College with a double major in Economics and Business Administration, and a graduate of the School of Banking of the South of Louisiana State University. Mr. Stephens began his banking career in 1967 with The Peoples Bank, Carrollton, Georgia where he held several different positions including Vice President, Loan Officer, and Executive Committee Member. From 1985 to 1988, Mr. Stephens served as Senior Vice President, a member of the Board of Directors, and a member of the Executive Loan Committee of Carrollton State Bank. Mr. Stephens was also Vice President of McDowell Mortgage Co. in Carrollton, Georgia from 1989 to 1990.

     ROBIN S. WORLEY has over 23 years of managerial experience and has been very active in his community and state serving on numerous civic and eleemosynary boards. Since 1990, Mr. Worley has served as Chief Executive Officer of Warren Sewell Clothing located in Bremen, Georgia. Mr. Worley is also President and a director of Bremen-Bowdon Investment Company located in Bowdon, Georgia. Mr. Worley has lived in Carrollton, Georgia for the last 20 years.
Mr. Worley holds a B.A. in textile management from Auburn University.
Mr. Worley's civic activities include acting as Chairman and Director of the Warren Sewell Foundation. This foundation has grown to a seven million dollar base and distributes contributions throughout the local community to worthy causes. Other duties include Trustee and Finance Committee of the State University of West Georgia (1989-2000), Trustee and Financial Chairman of West Central Technical College Foundation (2000-present), Tanner Center Medical Director (1994-2000), Carrollton and Bremen City Schools Educations Foundation Director, and Carroll District Appeals Court Judge (2001-present). Mr. Worley is also the former Chairman of the Advisory Board of Colonial Bank of West Georgia from 2000 to 2002.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

     Our Board of Directors conducts its business through meetings of the Board and through activities of its committees. During the fiscal year ended December 31, 2002, the Board of Directors held 27 regular meetings. No director attended fewer than 75% of the total meetings of the Board of Directors either in person or via teleconference during 2002.

     During 2002, our entire Board of Directors served as our Executive Compensation Committee and determined executive compensation. The Executive Compensation Committee met once during 2002.

     The Board of Directors has established an Audit and Compliance Committee, which recommends to the Board of Directors the independent public accountants to be selected to audit our annual financial statements, evaluates internal accounting controls, reviews the adequacy of the internal audit budget, personnel and plan, and determines that all audits and exams required by law are performed fully, properly, and in a timely fashion. The Audit and Compliance Committee is also responsible for overseeing compliance with the Community Reinvestment Act. The Board of Directors has not adopted a written charter for the audit committee.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE OFFICER COMPENSATION

     The table below sets forth the total compensation paid to our Chief Executive Officer (the "Named Executive Officer") for our 2002 fiscal year:

                           SUMMARY COMPENSATION TABLE

  Name of Individual & Principal Position          Year         Salary          Bonus         Other Compensation(a)
  ---------------------------------------          ----         ------          -----         ------------------
  Richard C. Hayden                                2002        $81,916          $ --             $8,154
      Chief Executive Officer and President

----------
  (a) Includes insurance premiums paid on behalf of such officer and a country club membership.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     All compensation decisions made during fiscal 2002 were made exclusively by our Board of Directors acting as our Compensation Committee. The Compensation Committee considered the recommendations made by the various supervisors of the officers and executive officers whose compensation was being considered. Mr. Hayden did not participate in any discussion or actions taken with respect to his compensation.

EMPLOYMENT AGREEMENTS

     We have entered into an employment agreement with Richard C. Hayden pursuant to which Mr. Hayden serves as the President and Chief Executive Officer of Community Bank. The employment agreement provides for a starting salary of $121,000 per annum. In addition, Mr. Hayden received warrants for the purchase of stock in the same capacity as each organizer and is eligible to receive up to 15,000 stock options, exercisable at the initial offering price of Community Bancshares' common stock, in an amount to be determined by the performance of Community Bank. Mr. Hayden will participate in and receive medical, dental, and disability coverage at least as beneficial as that provided to Mr. Hayden by his prior employer. In addition, Community Bank will reimburse Mr. Hayden for reasonable out-of-pocket expenses incurred in the fulfilling of his duties and will pay other expenses as approved by the Board, including membership fees or dues for social and civic clubs and professional organizations. The employment agreement is terminable immediately for cause (as defined in the employment agreement) or upon the death or complete disability of Mr. Hayden. In addition, we may terminate the employment agreement for any reason only after the expiration of the two-year term of the employment agreement. The employment agreement may also be terminated by mutual agreement of the parties. In addition, Mr. Hayden may not disclose any confidential information (as defined in the employment agreement) regarding Community Bancshares or Community Bank or its business.

     We have also entered into an employment agreement with James Daniel Oliver pursuant to which Mr. Oliver serves as the Executive Vice President and Chief Credit Officer of Community Bank. The employment agreement provides for a starting salary of $110,000 per annum. In addition, Mr. Oliver will be eligible to receive up to 10,000 stock options, exercisable at the initial offering price of Community Bancshares' common stock, in an amount to be determined by the performance of Community Bank. Mr. Oliver will participate in and receive medical, dental, and disability coverage, and will be covered by a life insurance policy for an amount equal to 2(1)/2 times his salary, up to $250,000. In addition, Community Bank will reimburse Mr. Oliver for reasonable out-of-pocket expenses incurred in the fulfilling of his duties and will pay dues required for Mr. Oliver's memberships in such social and civic clubs and professional organizations as approved by Community Bank. Mr. Oliver will additionally be eligible for any management incentive programs established by Community Bank and will be formally considered for membership on the Board of Directors within twelve months of the opening of Community Bank for daily business. The employment agreement is terminable immediately for cause or upon the death or complete disability of Mr. Oliver. In addition, Community Bank may terminate the employment agreement without cause only after the expiration of the three-year term of the employment agreement. The employment agreement will automatically terminate within twelve months of the date that efforts to obtain a charter for the operation of its banking corporation have ceased. Mr. Oliver may terminate the employment agreement for Good Reason (as defined in the employment agreement) upon a change in control of Community Bank. In addition, Mr. Oliver may not disclose any confidential information regarding Community Bancshares or Community Bank or its business.

     None of the organizers is subject to any covenant not to compete which would inhibit their ability to participate in the organization or operation of Community Bancshares or Community Bank.

STOCK BENEFIT PLANS AND WARRANTS

     We plan to establish a stock incentive plan that will allow us to grant stock options to employees, officers, directors, and others who contribute significantly to our success and the success of Community Bank. We plan to reserve 45,000 shares of our common stock for issuance under the stock incentive plan, including the shares issuable to Messrs. Hayden and Oliver under their respective employment agreements.

     We plan to grant stock options to purchase 2,000 shares of our of common stock to a consultant who assisted with the organization of Community Bank. In the event that the options are not granted for any reason, we will pay the consultant $2,500 as additional consulting fees. We intend to record stock options issued to non-employees based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measured.

     In consideration of their efforts in organizing Community Bank and Community Bancshares and their commitment to serve as the initial directors, we have issued to each of our eight organizers warrants to purchase 6,250 shares of our common stock at the original offering price of $10.00 per share to be exercised at any time within ten years of the opening date of Community Bank. The warrants will vest in three equal annual installments beginning on March 25, 2004, and ending on March 25, 2006, contingent upon continued service on our Board of Directors and the Board of Directors of Community Bank. If Community Bank's capital falls below regulatory minimums established by the Georgia Department and the FDIC, the Georgia Department can direct that the warrants must be exercised or forfeited. The warrants are not transferable.

DIRECTOR COMPENSATION

     We do not intend to pay, nor permit Community Bank to pay, directors' fees in the initial years of operation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table lists, as of March 28, 2003, the number of shares of common stock beneficially owned by (a) each of our directors, (b) each named executive officer, (c) each person or entity known to us to be the beneficial owner of more than 5% of our outstanding common stock, and (d) all current executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

     The percentages are calculated based on 959,059 shares issued and outstanding on March 28, 2003, plus, in the case of a person who has the right to acquire additional shares within 60 days, any new shares which would be issued to effect such acquisition.

                NAME OF BENEFICIAL OWNER                        SHARES BENEFICIALLY OWNED
                ------------------------                        -------------------------

                                                      NUMBER OF SHARES             PERCENTAGE OF CLASS
                                                      ----------------             -------------------
NAMED EXECUTIVE OFFICERS AND DIRECTORS:
Kenneth Blair(1)                                                50,000                    5.21%
Loretta M. Griffin                                              30,000                    3.13%
Robert G. Harris, Jr.                                           20,000                    2.09%
Richard C. Hayden                                               25,000                    2.61%
R. Bryant Hightower                                             25,000                    2.61%
Phillip G. McDowell                                             15,000                    1.56%
H. Boyd Stephens                                                25,000                    2.61%
Robin S. Worley                                                 25,000                    2.61%
ALL EXECUTIVE OFFICERS AND
  DIRECTORS AS GROUP (10 PERSONS):                             215,000                   22.42%

Dennis H. McDowell(2)                                          100,000                   10.43%
Mike and Kay Gissendanner(3)                                    49,500                    5.16%

----------
* Represents less than one percent.

(1) The shareholder's address is 662 Highway 61, Villa Rica, Georgia 30180.

(2) The shareholder's address is 227 W. Lakeshore Dr., Carrollton, Georgia
    30117.

(3) The shareholder's address is 953 Woodward Circle, Mableton, Georgia 30126.

     We know of no arrangements, including any pledge by any person of securities issued by us, the operation of which may at a subsequent date result in a change of control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Board is comprised of highly educated and ethical members of the community. Each one recognizes the potential problems inherent in engaging the businesses in which they are involved to provide services or goods to Community Bank. As such, the Board will evaluate each service and good to make sure that there is not any impropriety, in actuality or appearance. All Board members must attend seminars and other educational sessions conducted by bank trade organizations to help ensure that they are educated and knowledgeable about banking and their responsibilities as Board members. No transaction is completed without full and open discussion of the terms of the transaction, copies of all documents being provided to each Board member and open discussion among the Board members. The interested Board member cannot vote on the proposed transaction or contract and may, at the sole discretion of the other Board members, be excused during the Board discussion. On a continuing basis, any Board member may ask questions or raise concerns about any contract with a Board member and such concerns or questions will be addressed promptly.

     Loretta M. Griffin, one of our directors and a director of Community Bank, leased temporary office space in Villa Rica to us for use during the organizational stage of Community Bank. The lease rent was at market rate and we leased the space on a month-to-month basis. Our Board of Directors was aware of this related party transaction and unanimously approved the lease of the temporary office from Dr. Griffin. Dr. Griffin abstained from voting on the transaction.

     Our executive offices and our banking office are located at 662 Highway 61 in Villa Rica, Georgia on property Community Bank leases from CBWG Group, LLC, an entity owned by our directors. For the first year of operations, Community Bank will lease the real estate and operate from a leased modular bank building. The modular bank building is leased from an unrelated party. CBWG Group is constructing a headquarters facility that Community Bank will occupy sometime during the second year of operation. The headquarters facility will be owned by CBWG and leased to Community Bank. The lease agreement for the real estate and the building will be subject to lease appraisals and approval by the appropriate regulators.

     We and Community Bank may have banking and other transactions in the ordinary course of business with organizers, directors, and officers of Community Bancshares and Community Bank and their affiliates, including members of their families or corporations, partnerships, or other organizations in which such organizers, officers, or directors have a controlling interest, on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. Such transactions are not expected to involve more than the normal risk of collectability nor present other unfavorable features to Community Bancshares and Community Bank. Community Bank is subject to a limit on the aggregate amount it could lend to its directors and officers and Community Bancshares's directors and officers as a group equal to its unimpaired capital and surplus (or, under a regulatory exemption available to banks with less than $100 million in deposits, twice that amount), loans to individual directors and officers must also comply with Community Bank's lending policies and statutory lending limits, and directors with a personal interest in any loan application will be excluded from the consideration of such loan application.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

     3.1 Articles of Incorporation of Community Bancshares (incorporated by reference to Exhibit 3.1 of Community Bancshares's Registration Statement on Form S-1, filed August 28, 2002 (File No. 333-98879)).
     3.2     Bylaws of Community Bancshares (incorporated by reference to
             Exhibit 3.2 of Community Bancshares's Registration Statement on Form S-1, filed August 28, 2002 (File No. 333-98879)).
     4.1 See exhibits 3.1 and 3.2 for provisions of Community Bancshares's Articles of Incorporation and Bylaws defining the rights of shareholders.
     4.2 Specimen certificate representing shares of Community Bancshares's common stock (incorporated by reference to Exhibit 4.2 of Community Bancshares's Registration Statement on Form S-1, filed August 28, 2002 (File No. 333-98879)).
     10.1    Employment Agreement by and among Richard C. Hayden and
             Phillip G. McDowell, Robert Harris, Loretta Griffin, Robin Worley, Bryant Hightower, and Ken Blair, dated April 12, 2002, as amended August 1, 2002 (incorporated by reference to Exhibit 10.1 of Community Bancshares's Registration Statement on Form S-1, filed August 28, 2002 (File No. 333-98879)).
     10.2 Employment Agreement by and between James Daniel Oliver and CBWG Group, LLC, dated August 9, 2002 (incorporated by reference to
             Exhibit 10.4 of Community Bancshares's Registration Statement on Form S-1, filed August 28, 2002 (File No. 333-98879)).

     10.3    Form of Bank Site Lease Agreement by and between Community Bank and
             Community Land Development, LLC (incorporated by reference to
             Exhibit 10.5 of Community Bancshares's Amendment No. 1 to
             Registration Statement on Form S-1, filed October 17, 2002 (File
             No. 333-98879)).
     21      Subsidiaries of the Registrant.
     99.1    Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  REPORTS ON FORM 8-K.

     None.

ITEM 14. CONTROLS AND PROCEDURES.

     As of a date (the "Evaluation Date") within the 90-day period prior to the filing of this report, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 15d-14(c) of the Securities Exchange Act of 1934) under the supervision and with the participation of our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that our disclosure controls and procedures were effective.

     We also maintain a system of internal accounting controls that is designed to provide assurance that our assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. Since the Evaluation Date, there have been no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     COMMUNITY BANCSHARES OF WEST GEORGIA, INC.


                                     By: /s/ Richard C. Hayden
                                        ---------------------------------
Dated: March 31, 2003                      Richard C. Hayden
                                           President and Chief Executive
                                           Officer (Duly Authorized
                                           Representative)

     Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ Richard C. Hayden                  President and Chief Executive Officer (Principal          March 31, 2003
------------------------------          Executive Officer) and Director
     Richard C. Hayden

 /s/ Delmas L. "Sonny" Lindsey          Senior Vice President and Chief Financial Officer         March 31, 2003
------------------------------          (Principal Accounting and Financial Officer)
     Delmas L. "Sonny" Lindsey

 /s/ Kenneth Blair                      Chairman of the Board                                     March 31, 2003
-------------------------------
     Kenneth Blair

 /s/ Loretta M. Griffin                 Director                                                  March 31, 2003
------------------------------
     Loretta M. Griffin

 /s/ Robert G. Harris, Jr.              Director                                                  March 31, 2003
------------------------------
     Robert G. Harris, Jr.

 /s/ R. Bryant Hightower                Director                                                  March 31, 2003
------------------------------
     R. Bryant Hightower

 /s/ Phillip G. Mcdowell                Director                                                  March 31, 2003
------------------------------
     Phillip G. McDowell

 /s/ H. Boyd Stephens                   Director                                                  March 31, 2003
------------------------------
     H. Boyd Stephens

 /s/ Robin S. Worley                    Director                                                  March 31, 2003
------------------------------
     Robin S. Worley

                  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
                 REPORTS FILED PURSUANT TO SECTION 15(d) OF THE
                      EXCHANGE ACT BY NON-REPORTING ISSUERS

     The Registrant has not sent an annual report or proxy material to it security holders. The Registrant intends to furnish an annual report and proxy material to it security holders after the date of this report, and will furnish copies of such material to the Commission when it is sent to security holders.

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, the Chief Executive Officer of Community Bancshares of West Georgia, Inc. (the "registrant"), certify that:

     1.   I have reviewed this annual report on Form 10-KSB of the registrant;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;
     (b) evaluated the effectiveness of the registrant's internal disclosures controls and procedures as of a date within 90 days prior to this annual report (the "Evaluation Date");
     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls;
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated this 31st day of March, 2003.


/s/ Richard C. Hayden
--------------------------------------
Richard C. Hayden, Chief Executive Officer
(Principal Executive Officer)

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, the Chief Financial Officer of Community Bancshares of West Georgia, Inc. (the "registrant"), certify that:

     1.   I have reviewed this annual report on Form 10-KSB of the registrant;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;
     (b) evaluated the effectiveness of the registrant's internal disclosures controls and procedures as of a date within 90 days prior to this annual report (the "Evaluation Date");
     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls;
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated this 31st day of March, 2003.


/s/ Delmas L. "Sonny" Lindsey
--------------------------------------
Delmas L. "Sonny" Lindsey, Chief Financial Officer
(Principal Accounting Officer)